Form 10-Q
period 2008-03-31
Liberty Lane Acquisition Corp.
filed 2008-07-03
CIK 1430501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 001-34071

Liberty Lane Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	26-2165700
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

One Liberty Lane Hampton, New Hampshire (Address of principal executive offices)	03842 Zip Code

(603) 929-9600
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐       No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐		Accelerated filer ☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑	No ☐

  As of March 31, 2008, there were 3,264,000 shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding.

LIBERTY LANE ACQUISITION CORP.

FORM 10-Q

______________________

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
LIBERTY LANE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED BALANCE SHEET
March 31, 2008
(unaudited)

ASSETS
Current assets, cash	$213,434
Total Assets	$213,434
LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities
Accrued expenses	$605,399
Total current liabilities	605,399
Commitments and contingencies
Stockholder’s deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized; none issued	—
Common stock, $0.001 par value; authorized 200,000,000 shares; 3,264,000 shares issued and outstanding	3,264
Additional paid-in capital	21,736
Deficit accumulated during development stage	(416,965)
Total stockholder’s deficit	(391,965)
Total Liabilities and Stockholder’s Deficit	$213,434

See accompanying notes to the condensed financial statements

LIBERTY LANE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF OPERATIONS
For the period March 7, 2008 (inception) to March 31, 2008
(unaudited)

Revenue	$—
Formation and operating costs	666,965
Loss from operations	(666,965)
Forgiveness of debt by sponsor	250,000
Net loss before taxes	(416,965)
Provision for income taxes	—
Net loss applicable to common stockholders	$(416,965)
Weighted average number of common shares outstanding, basic and diluted	3,264,000
Loss per common share, basic and diluted	$(0.13)

See accompanying notes to the condensed financial statements

LIBERTY LANE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF STOCKHOLDER’S DEFICIT
For the period March 7, 2008 (inception) to March 31, 2008
(unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Shares		Paid-in	Development	Stockholder’s
	Shares	Amount	Capital	Stage	Deficit
Common shares and warrants issued to sponsor on March 14, 2008 with an aggregate price of approximately $0.008 per share	3,264,000	$3,264	$21,736	$—	$25,000
Net loss for the period				(416,965)	(416,965)
Balances, at March 31, 2008	3,264,000	$3,264	$21,736	$(416,965)	$(391,965)

See accompanying notes to the condensed financial statements

LIBERTY LANE ACQUISITION CORP.
(a corporation in the development stage)

CONDENSED STATEMENT OF CASH FLOWS
For the period March 7, 2008 (inception) to March 31, 2008
(unaudited)

Cash flows from operating activities
Net loss	$(416,965)
Forgiveness of debt	(250,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in cash attributable to change in current liabilities
Accrued expenses	605,399
Net cash provided by operating activities	(61,566)
Cash flows from financing activities
Proceeds from issuance of common stock and warrants to sponsor	25,000
Proceeds from note payable, sponsor	250,000
Net cash provided by financing activities	275,000
Net increase in cash	25,000
Cash, beginning of period	—
Cash, end of period	$213,434

See accompanying notes to the condensed financial statements

LIBERTY LANE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Liberty Lane Acquisition Corp. (the “Company”) was formed to acquire an operating business or assets through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. The Company was incorporated in Delaware on March 7, 2008 as Freedom Trail Corp. and was renamed Liberty Lane Acquisition Corp. on March 24, 2008. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7: Accounting and Reporting by Development Stage Enterprises, and is subject to the risks associated with activities of development stage companies.

At March 31, 2008, the Company had not yet commenced any operations or generated any operating revenue. All activity for the period from March 7, 2008 (inception) through March 31, 2008 related to the Company’s formation, capital raising activities and its proposed initial public offering (the “Proposed Offering”), which was terminated by the Company prior to completion (as further described in Note 4). On May 28, 2008 the Company issued a press release indicating that it would not proceed with the Proposed Offering due to market conditions, and its request to withdraw the related registration statement on Form S-1 (File No. 333-149886) (the “Form S-1 Registration Statement”) was deemed granted as of May 30, 2008.  The accompanying financial statements have been adjusted to reflect the discontinuation of the Proposed Offering.  The Company is currently seeking to remove its securities from registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to suspend its reporting obligations thereunder.  The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through the Proposed Offering and related transactions.  The Company has selected December 31 as its fiscal year-end.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying condensed financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations.  These condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto as of March 14, 2008 and for the period from March 7, 2008 (inception) to March 14, 2008, included in Amendment No. 3 to the Company’s Form S-1 Registration Statement.

Development Stage Company:

The Company complies with the reporting requirements of SFAS No. 7: Accounting and Reporting by Development Stage Enterprises.

Loss Per Common Share:

The Company complies with accounting and disclosure requirements of SFAS No. 128: Earnings per Share. Loss per common share, basic and diluted, is computed by dividing loss applicable to common stockholders by the weighted average number of shares of common stock outstanding for the period.

As the Company reported a net loss for the period from March 7, 2008 (inception) to March 31, 2008, the effect of the 8,703,000 warrants issued to our sponsor are not included in the diluted loss per common share since these potentially dilutive securities would reduce the loss per common share and become anti-dilutive.

Use of Estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs:

The Company complies with the requirements of the SEC Staff Accounting Bulletin (“SAB”) Topic 5A: Expenses of Offering.  Deferred offering costs consist principally of legal, accounting, and other related fees incurred through the balance sheet date that were related to the Proposed Offering. The Company permanently terminated the Proposed Offering, and the related Form S-1 Registration Statement was withdrawn, effective May 30, 2008.  Accordingly, all deferred offering costs accumulated since inception, $604,399, were charged to expense.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157: Fair Value Measurements (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 on March 7, 2008 (inception).

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.

In December 2007, the FASB issued Statement No. 141R: Business Combinations (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interest transferred as a result of business combinations; and stipulates that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”), an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the balance sheet.

Note 3 — Income Taxes

The Company complies with the provisions of SFAS No. 109: Accounting for Income Taxes (“SFAS No. 109”). Accordingly, deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with FASB Interpretation No. 48 (“FIN 48”): Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. Management is currently unaware of any issues that could result in significant payments, accruals, or material deviations from its position.

The Company adopted the provisions of SFAS No. 109 and FIN 48 at inception on March 7, 2008.

The Company has not begun its trade or business for U.S. tax purposes and accordingly it could not yet recognize losses for expenditures. As a result, a deferred tax asset was established for the book loss recorded as well as a fully offsetting valuation allowance because the Company does not believe it is more likely than not that it will be able to realize its deferred tax asset in the future. The effective tax rate differs from the statutory tax rate due to the establishment of the valuation allowance.

Note 4 — Subsequent Events and Ability to Continue as a Going Concern

On May 22, 2008 the Company’s registration statements relating to the Proposed Offering were declared effective by the SEC.  Due to market conditions, the Company decided to permanently terminate the Proposed Offering and issued a press release to that effect on May 28, 2008.  The Company’s request to withdraw its Form 1 Registration Statement was deemed granted as of May 30, 2008, and the Company is currently seeking to remove its securities from registration under the Exchange Act and to suspend its reporting obligations thereunder.  As of the date of this report, the Company has used all of its cash to partially pay its liabilities.  The Company does not currently engage in, and does not expect to engage in, significant business operations.  As a result, the Company does not expect to generate any revenue from operations, and has generated insignificant amounts of non-operating revenue.  In order to fund the remaining expenses related to the Proposed Offering, the Company may need to seek additional funds from its sponsor or third parties.

The accompanying financial statements have been adjusted to reflect the discontinuation of the Proposed Offering.  On March 14, 2008, the Company’s sponsor loaned the Company $250,000 to cover expenses in connection with the Proposed Offering.  Upon discontinuation of the Proposed Offering, the sponsor forgave the debt.  As a result, $250,000 was recorded as forgiveness of debt in the accompanying financial statements.  All previously capitalized expenses of the Proposed Offering  have been charged to period expenses as of March 31, 2008.  As such, there is substantial doubt that the Company will continue in existence.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this report, unless otherwise stated, references to “we,” “us,” “our” or “the company” refer to Liberty Lane Acquisition Corp.  The following discussion should be read in conjunction with our condensed financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q.

This report contains forward-looking statements regarding our plans and objectives for future operations. Our forward-looking statements include, but are not limited to, statements regarding our expectations, beliefs, intentions and strategies regarding the future and projections, forecasts or other characterizations of future events.  This information involves risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  In some cases, you can identify forward-looking statements by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.  Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us as of the date hereof.  We assume no obligation to update any such forward-looking statements, except as may be required by applicable securities laws.

Overview

We were formed on March 7, 2008 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses.  We intended to complete an initial public offering (the “Proposed Offering”) and use the proceeds therefrom to effect such transaction and fund related operations.   On March 25, 2008, pursuant to the Securities Act of 1933, as amended (the “Securities Act”), we filed a registration statement on Form S-1 (File No. 333-149886) (the “Form S-1 Registration Statement”) with respect to the offering of up to 40,250,000 units (including 5,250,000 units subject to the underwriter’s option to purchase additional units) of the company, with each unit comprised of (i) one share of our common stock and (ii) one half of one warrant to purchase one share of our common stock, The Form S-1 Registration Statement was declared effective by the Securities and Exchange Commission on May 22, 2008.  However, on May 28, 2008, we issued a press release indicating that we had determined not to proceed with the Proposed Offering due to market conditions.  We filed a request to withdraw the Form S-1 Registration Statement with the Securities and Exchange Commission, which request was deemed granted as of May 30, 2008.  We are currently in the process of seeking to remove our securities from registration under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and to suspend our reporting obligations thereunder.  If granted, we will no longer file reports required under the Exchange Act.  To date, we have not engaged in any business operations, other than organizational activities and activities related to the Proposed  Offering and related withdrawal and deregistration, and we do not currently expect to engage in other business operations.

Results of Operations and Known Trends or Future Events

We have neither engaged in any business operations nor generated any operating revenues to date.  Our entire activity since inception has been to prepare for our Proposed Offering and to seek to remove our securities from registration.  We do not currently generate any operating revenues and do not expect to engage in any significant business operations that will provide operating revenues or expenses in the future.

As indicated in the accompanying financial statements, at March 31, 2008, we had $213,434, in cash and a working capital deficit of $391,965.  Further, we incurred significant additional expenses related to the Proposed Offering subsequent to March 31, 2008.

Liquidity and Capital Resources

To date, our liquidity needs have been satisfied through our receipt of $25,000 from the sale of the initial shares and initial warrants and the proceeds of the note payable to our sponsor in an aggregate amount of $250,000, as described above.  Upon termination of the Proposed Offering, our sponsor forgave this debt obligation.

As of the date of this report, we have used all of our cash to partially pay our liabilities.  We do not currently engage in, and do not expect to engage in, significant business operations.  As a result, we do not expect to generate any revenue from operations, and we generate insignificant amounts of non-operating revenue.  Our only expenses to date relate to our organizational activities and our Proposed Offering and related withdrawal and deregistration, and we do not expect to incur other expenses in the future.  In addition, we have no material requirements for capital expenditures.  In order to fund the expenses related to our Proposed Offering, related withdrawal and deregistration, and any other expenses, we will need to seek additional funds from our sponsor or third parties.  We currently have no agreement with our sponsor or any other person for such additional funds, and we may not be able to fund these operating expenses.  As such, there is a strong likelihood that we will not continue to exist.

Off-balance Sheet Arrangements

As of March 31, 2008, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K or any commitments.

Item 4.  Controls and Procedures

As of March 31, 2008, we, including our chief executive officer and our principal financial officer, conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting management of any material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

There have been no changes in our internal control over financial reporting (as defined in Rule 13-15(f) of Exchange Act) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On March 14, 2008, Liberty Lane Funding LLC, our sponsor, entered into an agreement with us pursuant to which it purchased 3,264,000 shares of our common stock and 8,703,000 warrants to purchase shares of our common stock, with an exercise price of $7.50 per share for 4,351,500 of the warrants and an exercise price of $10.00 per share for the remaining 4,351,500 of the warrants, for an aggregate amount of $25,000.  Exercise of the initial warrants was dependent upon completion of our Proposed Offering and related transactions.  The Proposed Offering has been terminated.  Such shares and warrants were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.  No underwriting discounts or commissions were paid.

Use of Proceeds

The effective date of the Form S-1 Registration Statement relating to our Public Offering of units, consisting of one share of our common stock and one-half of one warrant to purchase one share of our common stock, was May 22, 2008.  The offering was terminated due to market conditions, and none of our securities were sold pursuant to the Form S-1 Registration Statement.

Item 6.  Exhibits

Exhibit
Number	Description
3.1	Certificate of Incorporation and Certificate of Amendment to the Certificate of Incorporation.

3.2	Amended and Restated By-laws.

10.1
Promissory Note issued to Liberty Lane Funding LLC (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-149886) filed with the SEC on April 24, 2008).

10.2
Initial Securities Subscription Agreement between Liberty Lane Acquisition Corp. and Liberty Lane Funding LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-149886) filed with the SEC on April 24, 2008).

10.3
Warrant Subscription Agreement between Liberty Lane Acquisition Corp. and Liberty Lane Funding LLC (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-149886) filed with the SEC on April 24, 2008).

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14.

32.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

LIBERTY LANE ACQUISITION CORP..

(Registrant)

By:	/s/ Paul M. Meister

Name: Paul M. Meister
Title: Chief Executive Officer and President

By:	/s/ Kevin P. Clark

Name: Kevin P. Clark
Title: Vice President, Secretary and Treasurer (principal financial and accounting officer)

Date: July 3, 2008